Form 10-K
period 2001-11-30
MSDW STRUCTURED ASSET CORP
filed 2002-02-28
CIK 1071246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  November 30, 2001
                           -----------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

For the transition period from            to
                               ----------    ----------

             Commission File Number 333-64879, 001-16443, 001-16819
                                    --------------------------------

                           MSDW STRUCTURED ASSET CORP.
             (Exact name of registrant as specified in its charter)


                Delaware                                   13-4026700
--------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)

     1585 Broadway, New York, New York                        10036
  (Address of principal executive office)                   (Zip Code)

  Registrant's telephone number, including area code:    (212) 761-2520





           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                               Name of Each Exchange on
   -------------------                                   Which Registered
                                                    ---------------------------

   SATURNS IBM Corporation Debenture-Backed           New York Stock Exchange
   Series 2001-1  7.125% Callable Units

   SATURNS  Citizens   Communications                 New York Stock Exchange
   Company   Debenture-Backed  Series
   2001-2  8.625% Callable Units

   SATURNS BellSouth Debenture-Backed                 New York Stock Exchange
   Series 2001-3  7.125% Callable Units

   SATURNS Cummins Engine Company Debenture-Backed    New York Stock Exchange
   Series 2001-4  9.25% Callable Units

   SATURNS WorldCom Debenture-Backed                  New York Stock Exchange
   Series 2001-5  7.875% Callable Units

   SATURNS Bank of America Debenture-Backed           New York Stock Exchange
   Series 2001-6  7.25% Callable Units


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         All of the common stock of the registrant is held by Morgan Stanley Dean Witter & Co.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
    -----     -----

         As of February 20, 2002, 1000 shares of common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       The Distribution Date Reports to security holders filed on Form 8-K during the Fiscal Year in lieu of reports on Form 10-Q

                                Introductory Note

The Registrant is the depositor under the trust agreements for it various SATURNS Units listed on the New York Stock Exchange. The Units do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable."

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable

ITEM 2.  PROPERTIES

         Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. The Units issued by SATURNS Trust 2001-1 for IBM debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange.

B. The Units issued by SATURNS Trust 2001-2 for Citizens Communications debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange.

C. The Units issued by SATURNS Trust 2001-3 for BellSouth debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange.

D. The Units issued by SATURNS Trust 2001-4 for Cummins Engine debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange.

E. The Units issued by SATURNS Trust 2001-5 for WorldCom debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange.

F. The Units issued by SATURNS Trust 2001-6 for Bank of America capital securities representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange.


ITEM 6.  SELECTED FINANCIAL DATA

         Not Applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

         Not Applicable



                                    PART III

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Not Applicable

         (b) Not Applicable

         (c) Not Applicable


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) None

         (c) None

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  February 28, 2002

                                            MSDW STRUCTURED ASSET CORP.



                                            By: /s/ John Kehoe
                                               ---------------------------------
                                            Name:    John Kehoe
                                            Title:   Vice President