Form 10-K
period 2002-11-30
MS STRUCTURED ASSET CORP
filed 2003-02-28
CIK 1071246

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

For the fiscal year ended  November 30, 2002
                           -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

         Commission File Numbers 333-64879, 001-16443, 001-16819,
                                 001-31382, 001-31408, 001-31438
                                 --------------------------------


                            MS STRUCTURED ASSET CORP.
             (Exact name of registrant as specified in its charter)


     Delaware                                              13-4026700
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



              1585 Broadway, New York, New York                10036
               (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code: (212) 761-2520


               Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
    Title of Each Class                                   Which Registered
    -------------------                                ------------------------

   SATURNS IBM Corporation Debenture-Backed            New York Stock Exchange
   Series 2001-1  7.125% Callable Units

   SATURNS Citizens  Communications Company            New York Stock Exchange
   Debenture-Backed Series  2001-2  8.625%
   Callable Units

   SATURNS BellSouth Debenture-Backed                  New York Stock Exchange
   Series 2001-3  7.125% Callable Units

   SATURNS Cummins Engine Company Debenture-Backed     New York Stock Exchange
   Series 2001-4  9.25% Callable Units

   SATURNS Bank of America Debenture-Backed            New York Stock Exchange
   Series 2001-6  7.25% Callable Units

   SATURNS SAFECO Capital Security Backed              New York Stock Exchange
   Series 2001-7  8.25% Callable Units

   SATURNS AT&T Corp. Debenture-Backed                 New York Stock Exchange
   Series 2001-8  7.40% Callable Units

   SATURNS Aon Capital Security Backed                 New York Stock Exchange
   Series 2002-1  7.50% Class A Callable Units

   SATURNS DPL Capital Security Backed                 New York Stock Exchange
   Series 2002-3  7.875% Class A Callable Units

   SATURNS DPL Capital Security Backed                 New York Stock Exchange
   Series 2002-4  8.00% Class A Callable Units

   SATURNS SAFECO Capital Security Backed              New York Stock Exchange
   Series 2002-5  8.25% Callable Units

   SATURNS JP Morgan Chase Capital Security Backed     New York Stock Exchange
   Series 2002-6  7.125% Class A Callable Units

   SATURNS DPL Capital Security Backed                 New York Stock Exchange
   Series 2002-7  7.875% Class A Callable Units

   SATURNS AT&T Wireless Debenture-Backed              New York Stock Exchange
   Series 2002-8  9.25% Callable Units

   SATURNS Verizon Global Funding Debenture-Backed     New York Stock Exchange
   Series 2002-9  7.50 Class A Callable Units

   SATURNS CSFB USA Debenture-Backed                   New York Stock Exchange
   Series 2002-10  7.00% Class A Callable Units

   SATURNS AIG Capital Security Backed                 New York Stock Exchange
   Series 2002-11  6.00% Class A Callable Units

   SATURNS GE Global Insurance Holding Corporation     New York Stock Exchange
   Debenture Backed
   Series 2002-12  6.25% Class A Callable Units

   SATURNS GE Global Insurance Holding Corporation     New York Stock Exchange
   Debenture Backed
   Series 2002-13  6.25% Class A Callable Units

   SATURNS General Electric Capital Corporation        New York Stock Exchange
   Debenture Backed
   Series 2002-14  6.00% Class A Callable Units


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

         All of the common stock of the registrant is held by Morgan Stanley.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes        No
                            -----     -----

            As of February 20, 2003, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 The distribution reports to security holders filed on Form 8-K during the Fiscal Year in lieu of reports on Form 10-Q, which also include, without limitation, the reports filed on Form 8-K on July 31, 2002 and August 1, 2002.

                                Introductory Note

The Registrant is the depositor under the trust agreements for it various SATURNS Units listed on the New York Stock Exchange. The Units do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable." Distribution reports detailing receipts and distributions by each trust are filed shortly after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable

ITEM 2.  PROPERTIES

         Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Units issued by the SATURNS trusts listed below representing investors' interest in such trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange:

SATURNS Trust No. 2001-1 (IBM debentures)
SATURNS Trust No. 2001-2 (Citizens Communications debentures)
SATURNS Trust No. 2001-3 (BellSouth debentures)
SATURNS Trust No. 2001-4 (Cummins Engine debentures)
SATURNS Trust No. 2001-6 (Bank of America capital securities)
SATURNS Trust No. 2001-7 (SAFECO capital securities)
SATURNS Trust No. 2001-8 (AT&T debentures)
SATURNS Trust No. 2002-1 Class A Units (Aon capital securities)
SATURNS Trust No. 2002-3 Class A Units(DPL capital securities)
SATURNS Trust No. 2002-4 Class A Units (DPL capital securities)
SATURNS Trust No. 2002-5 Class A Units (SAFECO capital securities)
SATURNS Trust No. 2002-6 Class A Units (JP Morgan Chase capital securities) SATURNS Trust No. 2002-7 Class A Units (DPL capital securities)
SATURNS Trust No. 2002-8 (AT&T Wireless debentures)
SATURNS Trust No. 2002-9 Class A Units (Verizon Global Funding debentures) SATURNS Trust No. 2002-10 Class A Units (CSFB USA debentures)
SATURNS Trust No. 2002-11 Class A Units (AIG capital securities)
SATURNS Trust No. 2002-12 Class A Units (GE Global debentures)
SATURNS Trust No. 2002-13 Class A Units (GE Global debentures)
SATURNS Trust No. 2002-14 Class A Units (GECC debentures)

ITEM 6.  SELECTED FINANCIAL DATA

         Not Applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

         Not Applicable


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Not Applicable

         (b) Not Applicable

         (c) Not Applicable


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14. CONTROLS AND PROCEDURES

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) None

         (c) None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  February 28, 2003

                                  MS STRUCTURED ASSET CORP.
                                  (Registrant)



                                  By:      /s/ Matthew J. Zola
                                     --------------------------------
                                  Name:  Matthew J. Zola
                                  Title: Director and Principal
                                         Executive Officer
                                  Date:  February 28, 2003


                                  By:      /s/ Michael B. Pohly
                                     --------------------------------
                                  Name:  Michael B. Pohly
                                  Title: Director and Principal
                                         Financial Officer
                                  Date:  February 28, 2003

CERTIFICATION

I, John Kehoe, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution reports filed in respect of periods included in the year covered by this annual report, of MS Structured Asset Corp.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be provided to the trustee under each trust agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge, and except as disclosed in the reports, the trustee has fulfilled its obligations, including any servicing obligations, under each trust agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association and its officers and agents.


                                            By:      /s/ John Kehoe
                                               --------------------------------
                                            Name:    John Kehoe
                                            Title:   Vice President
                                            Date:    February 28, 2003