Form 10-K/A
period 2002-11-30
MS STRUCTURED ASSET CORP
filed 2004-02-19
CIK 1071246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________
                                   FORM 10-K/A

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

                            MS STRUCTURED ASSET CORP.
                                  On behalf of
                            SATURNS Trust No. 2001-1
                            SATURNS Trust No. 2001-2
                            SATURNS Trust No. 2001-3
                            SATURNS Trust No. 2001-4
                            SATURNS Trust No. 2001-5
                            SATURNS Trust No. 2001-6
                            SATURNS Trust No. 2001-7
                            SATURNS Trust No. 2001-8
                            SATURNS Trust No. 2002-1
                            SATURNS Trust No. 2002-3
                            SATURNS Trust No. 2002-4
                            SATURNS Trust No. 2002-5
                            SATURNS Trust No. 2002-6
                            SATURNS Trust No. 2002-7
                            SATURNS Trust No. 2002-8
                            SATURNS Trust No. 2002-9
                            SATURNS Trust No. 2002-10
                            SATURNS Trust No. 2002-11
                            SATURNS Trust No. 2002-12
                            SATURNS Trust No. 2002-13
                            SATURNS Trust No. 2002-14
             (Exact name of registrant as specified in its charter)


              Delaware                                    13-4026700
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

       1585 Broadway, Second Floor
           New York, New York                               10036
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:    (212) 761-2520



                              Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                                                      Name of Each Exchange on Which Registered
   -------------------                                                      -----------------------------------------

   SATURNS IBM Corporation Debenture-Backed                                            New York Stock Exchange
   Series 2001-1  7.125% Callable Units

   SATURNS  Citizens Communications Company Debenture-Backed Series                    New York Stock Exchange
   2001-2  8.625% Callable Units

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

                                Introductory Note

The Registrant is the depositor under the trust agreements for it various SATURNS Units listed on the New York Stock Exchange. The Units do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable." Distribution reports detailing receipts and distributions by each trust are filed shortly after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

This Amended Annual Report amends the Annual Report for the fiscal year ended November 30, 2002, filed on Form 10-K dated February 28, 2003.

The underlying security issuer or guarantor, as applicable, of the securities held by each of the trusts is subject to the informational requirements of the Exchange Act. The underlying security issuer or guarantor, as applicable, currently files reports, proxy statements and other information with the SEC. For information regarding such underlying security issuer or guarantor, you should refer to such reports. These periodic, current and other reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. In addition, those reports and other information may also be obtained from the underlying security issuer by making a request to the underlying security issuer. The trust, the trustee, the Registrant, and their affiliates have not verified, have not undertaken to verify, and will not verify, the content of any such reports or information. The name and the central index key (CIK) for each underlying security issuer or guarantor is set forth below:

Trust        Underlying Security Issuer or Guarantor              CIK

2001-1       International Business Machines Corp                 0000051143
2001-2       Citizens Communications Company                      0000020520
2001-3       BellSouth Corporation                                0000732713
2001-4       Cummins Inc.                                         0000026712
2001-6       Bank of America Corporation                          0000070858
2001-7       SAFECO Corporation                                   0000086104
2001-8       AT&T Corp.                                           0000005907
2002-1       Aon Corp                                             0000315293
2002-3       DPL Inc.                                             0000787250
2002-4       DPL Inc.                                             0000787250
2002-5       SAFECO Corporation                                   0000086104
2002-6       JP Morgan Chase &Co.                                 0000019617
2002-7       DPL Inc.                                             0000787250
2002-8       AT&T Wireless Services, Inc.                         0001138234
2002-9       Verizon Communications Inc.                          0000732712
2002-10      Credit Suisse First Boston (USA), Inc.               0000029646
2002-11      American International Group, Inc.                   0000005272
2002-12      GE Global Insurance Holding Corporation              0000947354
2002-13      GE Global Insurance Holding Corporation              0000947354
2002-14      General Electric Capital Corporation                 0000040554

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable

ITEM 2.  PROPERTIES

         Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Units issued by the SATURNS trusts listed below representing investors' interest in such trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. These Units are listed on the New York Stock Exchange:
SATURNS Trust No. 2001-1 (IBM debentures)
SATURNS Trust No. 2001-2 (Citizens Communications debentures)
SATURNS Trust No. 2001-3 (BellSouth debentures)
SATURNS Trust No. 2001-4 (Cummins Engine debentures)
SATURNS Trust No. 2001-6 (Bank of America capital securities)
SATURNS Trust No. 2001-7 (SAFECO capital securities)
SATURNS Trust No. 2001-8 (AT&T debentures)
SATURNS Trust No. 2002-1 Class A Units (Aon capital securities)
SATURNS Trust No. 2002-3 Class A Units (DPL capital securities)
SATURNS Trust No. 2002-4 Class A Units (DPL capital securities)
SATURNS Trust No. 2002-5 Class A Units (SAFECO capital securities)
SATURNS Trust No. 2002-6 Class A Units (JP Morgan Chase capital securities) SATURNS Trust No. 2002-7 Class A Units (DPL capital securities)
SATURNS Trust No. 2002-8 (AT&T Wireless debentures)
SATURNS Trust No. 2002-9 Class A Units (Verizon Global Funding debentures) SATURNS Trust No. 2002-10 Class A Units (CSFB USA debentures)
SATURNS Trust No. 2002-11 Class A Units (AIG capital securities)
SATURNS Trust No. 2002-12 Class A Units (GE Global debentures)
SATURNS Trust No. 2002-13 Class A Units (GE Global debentures)
SATURNS Trust No. 2002-14 Class A Units (GECC debentures)



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

         None

ITEM 9A. CONTROLS AND PROCEDURES

         Not Applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

         Not Applicable


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

--------------- --------- ---------------------------- ------------------------------- ----------------------------
SATURNS Trust   Closing           Collateral                   Payment Dates           Form 8-K Filing Dates (Not
     No.:         Date                                                                 Trust Agreement Filings in
                                                                                         connection with Closing
                                                                                                  Date)


                                                                                               For FY 2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------

--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-1          4/24/01   IBM Debentures due 2096      June 1 and December 1           December 13, 2001, June
                                                                                       25, 2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-2          5/11/01   Citizens Communications      April 1 and October 1           April 5, 2002, October 21,
                          Company Debentures due 2046                                  2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-3          5/22/01   BellSouth Corporation        January 15 and July 15          January 17, 2002, July 18,
                          Debentures due 2097                                          2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-4          6/4/01    Cummins Engine Debentures    March 1 and September 1         March 8, 2002, September
                          due 2098                                                     12, 2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-5          7/10/01   WorldCom Debentures due      May 15 and November 15          May 23, 2002,
                          2031

                          Terminated July 2002                                         Termination Related:

                                                                                       July 31, 2002, August 1,
                                                                                       2002

--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-6          7/16/01   Bank of America  Capital     March 31, June 30, September    January 10, 2002, April 5,
                          Securities due 2026          30, December 31                 2002, July 26, 2002,
                                                                                       September 26, 2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-7          12/12/01  SAFECO Capital  Trust I      January 15 and July 15          January 30, 2002, July 18,
                          Capital Securities due 2037                                  2002, July 26, 2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2001-8          12/20/01  AT&T Debentures due 2029     March 15 and September 15       March 22, 2002, July 26,
                                                                                       2002, September 20, 2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-1          2/26/02   Aon Capital  A Capital       January 1 and July 1            July 11, 2002, July 26,
                          Securities due 2027                                          2002
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-3          3/19/02   DPL Capital  Trust II        March 1 and September 1         September 12, 2002
                          Capital Securities due 2031
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-4          4/25/02   DPL Capital Securities due   March 1 and September 1         September 12, 2002
                          2031
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-5          5/14/02   SAFECO Capital Securities    January 15 and July 15          July 24, 2002
                          due 2037
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-6          6/19/02   JPM Capital  Trust II        February 1 and August 1         August 20, 2002
                          Capital Securities due 2027
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-7          7/9/02    DPL Capital  Trust II        March 1 and September 1         September 12, 2002
                          Capital Securities due 2031
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-8          7/11/02   AT&T Wireless Debentures     March 1 and September 1         September 12, 2002
                          due 2031
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-9          7/30/02   Verizon Global Funding       June 1 and December 1           None required during
                          Debentures due 2030                                          fiscal year
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-10         8/20/02   CSFB USA Debentures due      January 15 and July 15          None required during
                          2032                                                         fiscal year
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-11         10/28/02  American General             June 1 and December 1           None required during
                          Institutional Capital A                                      fiscal year
                          Capital Securities due 2045
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-12         10/29/02  GE Global Insurance          June 15 and December 15         None required during
                          Holding Corp. Debentures                                     fiscal year
                          due 2030
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-13         10/29/02  General Electric Global      February 15 and August 15       None required during
                          Insurance Holding Corp.                                      fiscal year
                          Debentures due 2026
--------------- --------- ---------------------------- ------------------------------- ----------------------------
2002-14         11/14/02  General Electric Capital     March 15 and September 15       None required during
                          Corp. Debentures due 2032                                    fiscal year
--------------- --------- ---------------------------- ------------------------------- ----------------------------

         (c) Exhibits:

Exhibit 31.1      Rule 13a-14(d) Certification
Exhibit 31.2      Trustee Compliance Certification

         (d) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date: February 19, 2004

                                              MS STRUCTURED ASSET CORP.
                                              (Registrant)



                                              By:  /s/ John Kehoe
                                                  -------------------------
                                              Name:  John Kehoe
                                              Title: Vice President
                                              Date:  February 19, 2004